Form 10-Q
period 2025-03-31
IGTA Merger Sub Ltd
filed 2025-06-27
CIK 1997698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No.: N/A

IGTA MERGER SUB LIMITED
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 Washington Street New York, NY	10014
(Address of Principal Executive Offices)	(Zip Code)

(315) 636-6638

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act: None.

As of June 26, 2025, there were 100 shares of ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

IGTA MERGER SUB LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

IGTA MERGER SUB LIMITED

IGTA MERGER SUB LIMITED

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accrued liabilities	$22,031	$15,951
Amount due to parent company	19,354	13,749
Total current liabilities	41,385	29,700

TOTAL LIABILITIES	41,385	29,700

Commitments and contingencies	—	—

Shareholder’s deficit:
Ordinary shares, par value $0.0001, 500,000,000 shares authorized, 100 shares issued and outstanding as of March 31, 2025 and December 31, 2024*	—	—
Additional paid-in-capital	1	1
Accumulated deficit	(41,386)	(29,701)

Total shareholder’s deficit	(41,385)	(29,700)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$—	$—

*	Less than $0.01

See accompanying notes to unaudited condensed financial statements.

IGTA MERGER SUB LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2025	For the three months ended March 31, 2024

Formation, general and administrative expense	$(11,685)	$(3,170)
Loss before income taxes	(11,685)	(3,170)
Income taxes	—	—
NET LOSS	$(11,685)	$(3,170)

Basic and diluted weighted average common shares outstanding, ordinary shares	100	100
Basic and diluted net loss per share	$(117)	$(32)

See accompanying notes to unaudited condensed financial statements.

IGTA MERGER SUB LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	For the Three months ended March 31, 2025
			Additional		Total
	Ordinary shares		paid-in	Accumulated	Shareholder’s
	No. of shares	Amount	capital	deficit	deficit
Balance as of December 31, 2024	100	$—	$1	$(29,701)	$(29,700)

Net loss	—	—	—	(11,685)	(11,685)

Balance as of March 31, 2025 (unaudited)	100	$—	$1	$(41,386)	$(41,385)

	For the Three months ended March 31, 2024
			Additional		Total
	Ordinary shares		paid-in	Accumulated	Shareholder’s
	No. of shares	Amount	capital	deficit	deficit
Balance as of December 31, 2023	100	$—	$1	$(25,001)	$(25,000)

Net loss	—	—	—	(3,170)	(3,170)

Balance as of March 31, 2024	100	$—	$1	$(28,171)	$(28,170)

*	Less than $0.01

See accompanying notes to unaudited condensed financial statements.

IGTA MERGER SUB LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three months ended March 31, 2025	For the Three months ended March 31, 2024

Cash flows from operating activities
Net loss	$(11,685)	$(3,170)
Change in operating assets and liabilities:
Accrued liabilities	6,080	(1,330)
Net cash used in operating activities	(5,605)	(4,500)

Cash flows from financing activities
Amount due to parent company	5,605	4,500
Net cash provided by financing activities	5,605	4,500

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

See accompanying notes to unaudited condensed financial statements.

IGTA MERGER SUB LIMITED

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

IGTA Merger Sub Limited (the “Company”) is formed as a British Virgin Islands exempted company on September 11, 2023, and is deemed as a surviving entity for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company’s parent company is Inception Growth Acquisition Limited (“IGTA”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has selected December 31 as its fiscal year end.

At March 31, 2025, the Company had not yet commenced any operations. All activities through March 31, 2025 relate to the Company’s formation. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest.

On September 12, 2023, the Company entered into that certain business combination agreement (“Business Combination Agreement”) with IGTA, AgileAlgo Holdings Limited, a British Virgin Islands business company (“AgileAlgo Holdings”), and certain shareholders of AgileAlgo (the “Signing Sellers”), and which agreement may also be thereafter executed by each of the other shareholders of AgileAlgo Holdings (together with the Signing Sellers, the “Sellers”) in one or more joinder agreements, (collectively, the “Joinder Agreements”) (such agreement together with the Joinder Agreements, as it may be amended from time to time, the “Business Combination Agreement”), which provides for a business combination between IGTA and AgileAlgo Holdings (the “Business Combination”). Pursuant to the Business Combination Agreement, the Business Combination will be effected in two steps: (i) first the IGTA will merge with and into the Company, with the Company remaining as the surviving publicly traded entity and a British Virgin Islands business company (the “Redomestication Merger”); and (ii) immediately after the Redomestication Merger, the Sellers will exchange their ordinary shares of AgileAlgo Holdings for ordinary shares of the Company. Upon the Redomestication Merger becoming effective, the Company shall pay an aggregate consideration of $160,000,000 (the “Merger Consideration”) to AgileAlgo Holdings’ shareholders, which shall be issued and divided into $10.00 per Ordinary Share of the Company (the “Merger Consideration Shares”).

Twelve and one-half percent (12.5%) of the Merger Consideration Shares otherwise to be delivered to the Sellers at the Closing (which would be two million (2,000,000) shares valued at Twenty Million U.S. Dollars ($20,000,000) if 100% of the IGTA shareholders become Sellers under the Business Combination Agreement) (together with earnings thereon, the “Earnout Shares”) will be set aside in escrow and held by a third-party escrow agent at the closing of the Business Combination (the “Closing”), subject to vesting and forfeiture if the consolidated gross revenues of the Company and its subsidiaries during the three (3) fiscal quarter period beginning on October 1, 2024 (the “Revenues”) do not equal or exceed Fifteen Million U.S. Dollars ($15,000,000), based on a sliding scale where all of such Earnout Shares will be forfeited by the Sellers if the Revenues do not exceed Seven Million Five Hundred Thousand Dollars ($7,500,000). The Company will cancel any Earnout Shares that are forfeited by the Sellers. The Sellers will have all voting rights in respect to the Earnout Shares while they are held in escrow, but dividend, distributions and other earnings on the Earnout Shares while the Earnout Shares are held in escrow will be retained in the escrow account and distributed either to the Sellers or Purchaser along with the underlying Earnout Shares.

On June 20, 2024, the parties to the Business Combination Agreement entered into an Amendment No. 1 to the Business Combination Agreement (the “Amendment No.1”). The Amendment No.1 serves to amend the Business Combination Agreement to extend the Outside Closing Date (as defined in the Business Combination Agreement) to November 30, 2024.

On October 1, 2024, the Company, IGTA and AgileAlgo Holdings entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, Ltd. (the “Investor”). Subject to the satisfaction of the conditions set forth in the SEPA, the Investor shall advance to the Company the principal amount of $3,000,000 (the “Pre-Paid Advance”), which shall be evidenced by convertible promissory notes.

On October 22, 2024, the Company and IGTA entered into a Loan Conversion Agreement (the “Sponsor Loan Conversion Agreement”) with Soul Venture Partners LLC (the “Sponsor”), the sponsor in IGTA’s initial public offering (the “IPO”), pursuant to which (i) all loans provided by the Sponsor to IGTA to cover various expenses relating to the IGTA’s IPO and business combination efforts (some of which were evidenced by certain promissory notes), and (ii) the aggregate amount owed by the IGTA to the Sponsor (i.e. monthly fee of $10,000) for administrative services provided from the IPO to the closing of the Business Combination (the “Closing”), shall automatically convert into an aggregate of 240,000 PubCo Ordinary Shares (the “Conversion Shares”) upon the Closing.

On October 22, 2024, the Company, IGTA and AgileAlgo Holdings entered into an agreement for satisfaction and discharge of indebtedness (the “Discharge Agreement”) with EF Hutton LLC (f/k/a EF Hutton, division of Benchmark Investments, LLC) (“EF Hutton”), the underwriter of the IPO. Pursuant to the Underwriting Agreement in relation to the IPO, upon the completion of the Business Combination, EF Hutton is entitled to a deferred underwriting commission (“Deferred Commission”), which is the greater of $1,000,000 or 2.5% of the remaining cash in IGTA’s Trust Account, capped at $2,250,000. Now under the Discharge Agreement, instead of receiving the full Deferred Commission in cash at the Closing, EF Hutton will accept (i) 50,000 PubCo Ordinary Shares (the “EF Hutton Shares”), valued at $500,000, to be issued on or before Closing, and (ii) a promissory note to be issued by the Company for $500,000 (the “EF Hutton Note”).

On December 16, 2024, the parties to the Business Combination Agreement entered into an Amendment No. 2 to the Business Combination Agreement (the “Amendment No. 2”). The Amendment No. 2 serves to amend the Business Combination Agreement to extend the Outside Closing Date (as defined in the Business Combination Agreement) to March 31, 2025. The Amendment No. 2 further amends the Business Combination Agreement that the Company may terminate the Business Combination Agreement by giving notice to IGTA if the common stock of IGTA has become delisted from Nasdaq and either the Parent Common Stock is, or the Purchaser Ordinary Shares are, not relisted on Nasdaq or the New York Stock Exchange on or prior to March 31, 2025.

On March 27, 2025, the parties to the Business Combination Agreement entered into an Amendment No. 3 to the Business Combination Agreement (the “Amendment No. 3”). The Amendment No. 3 serves to amend the Business Combination Agreement to extend the Outside Closing Date (as defined in the Business Combination Agreement) to May 31, 2025. The Amendment No. 3 further amends the Business Combination Agreement that the Company may terminate the Business Combination Agreement by giving notice to IGTA if the common stock of IGTA has become delisted from Nasdaq and either the Parent Common Stock is, or the Purchaser Ordinary Shares are, not relisted on Nasdaq or the New York Stock Exchange on or prior to the Outside Closing Date. The Amendment No. 3 further provides for IGTA’s consent to and related waivers regarding certain transfers and issuances of Company ordinary shares as required by Section 7.1 of the Business Combination Agreement.

On May 6, 2025, the parties to the Business Combination Agreement entered into an Amendment No. 4 to the Business Combination Agreement (the “Amendment No. 4”), which serves to amend the Business Combination Agreement to extend the Outside Closing Date to July 31, 2025. The Amendment No. 4 further provides for IGTA’s consent to and related waivers regarding certain transfers and issuances of Company ordinary shares as required by Section 7.1 of the Business Combination Agreement.

Going concern uncertainties

The accompanying unaudited condensed financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has a recurring loss of $11,685 during the three months ended March 31, 2025 and incurred the accumulated deficit of $41,386 as of March 31, 2025. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the expansion required. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its parent company.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Form F-4/A filed with the SEC on March 28, 2025. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

●	Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results may differ from these estimates.

●	Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted British Virgin Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” The loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential ordinary shares equivalents had been issued and if the additional common shares were dilutive.

The calculation of the basic and diluted net loss per share attributable to ordinary shareholders of the Company is based on the following data (in dollars, except share data):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024

Net loss attributable to ordinary shareholders	$(11,685)	$(3,170)

Weighted average common shares outstanding:
Basic	100	100
Diluted	100	100

Net loss per share:
Basic	$(117)	$(32)
Diluted	$(117)	$(32)

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

●	Recent accounting pronouncements

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the results of operations, financial condition, or cash flows, based on the current information.

NOTE 3 – RELATED PARTY TRANSACTIONS

On September 12, 2023, the Company issued 100 ordinary shares to the parent company for an aggregate consideration of $1.

Amount due to parent company

As of March 31, 2025 and December 31, 2024, the Company had a temporary advance of $19,354 and $13,749. The balance was unsecured, interest-free and had no fixed terms of repayment.

NOTE 4 – SHAREHOLDER’S DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of March 31, 2025 and December 31, 2024, 100 and 100 ordinary shares were issued and outstanding, respectively.

NOTE 5 – SEGMENT INFOMRATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which includes formation and operating costs which are included in the accompanying unaudited condensed statements of operations.

The key measures of segment profit or loss reviewed by the CODM are formation and operating costs. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2025, up through the date the Company issued the unaudited condensed financial statements.

On May 6, 2025, the parties to the Business Combination Agreement entered into an Amendment No. 4 to the Business Combination Agreement (the “Amendment No. 4”), which serves to amend the Business Combination Agreement to extend the Outside Closing Date to July 31, 2025. The Amendment No. 4 further provides for IGTA’s consent to and related waivers regarding certain transfers and issuances of Company ordinary shares as required by Section 7.1 of the Business Combination Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to IGTA Merger Sub Limited. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-4 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

IGTA Merger Sub Limited (the “Company”) is formed as a British Virgin Islands exempted company on September 11, 2023, and is deemed as a surviving entity for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company’s parent company is Inception Growth Acquisition Limited (“Inception Growth”).

On September 12, 2023, we entered into a Business Combination Agreement with Inception Growth, AgileAlgo Holdings Ltd., a British Virgin Islands company (“AgileAlgo”), and certain shareholders of AgileAlgo (the “Signing Sellers”) (such agreement, as amended on June 20, 2024, December 16, 2024, March 27, 2025 and May 6, 2025 and may be further amended from time to time, together with the Seller Joinders, the “Business Combination Agreement”), which provides for a Business Combination between Inception Growth and AgileAlgo. Pursuant to the Business Combination Agreement, the Business Combination will be effected in two steps: (i) subject to the approval and adoption of the Business Combination Agreement by the stockholders of Inception Growth, Inception Growth will merge with and into the Company, with the Company remaining as the surviving publicly traded entity (the “Redomestication Merger”); and (ii) substantially concurrently with the Redomestication Merger, the shareholders of AgileAlgo will exchange all of their ordinary shares of AgileAlgo (the “Purchased Shares”) for an aggregate of fourteen million (14,000,000) ordinary shares of the Company, valued at $10.00 each, for a total of One Hundred Forty Million Dollars ($140,000,000), plus an additional two million (2,000,000) Ordinary Shares, for a total of Twenty Million Dollars ($20,000,000) as additional contingent consideration (such exchange, the “Share Exchange”, collectively with the Redomestication Merger, the “Business Combination”). On each of June 20, 2024, December 16, 2024, March 27, 2025 and May 6, 2025, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the outside date required for the Closing to occur until July 31, 2025 (with either party being able to terminate the Business Combination Agreement for passage of such date), to clarify a condition to Closing regarding PubCo being required to list PubCo Ordinary Shares on Nasdaq on or before July 31, 2025 and to provide for Inception Growth’s consent to certain transfers and issuances of AgileAlgo ordinary shares as required by Section 7.1 of the Business Combination Agreement.

We were formed for the sole purpose of merging with Inception Growth in the Redomestication Merger, where we will be the surviving entity as a British Virgin Islands business company. Following the Business Combination, we will be a publicly traded company renamed as “Prodigy, Inc.” and which we also refer to as the Combined Company.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations. We will not generate any operating revenues until after the completion of the Business Combination, at the earliest.

Results of Operations

Our entire activity from inception up to March 31, 2025 was deemed as a surviving entity for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”).

For the three months ended March 31, 2025 we had a net loss of $11,685 which was related to formation, general and administrative expenses.

For the three months ended March 31, 2024 we had a net loss of $3,170 which was related to formation, general and administrative expenses.

For the three months ended March 31, 2025 we generated net cash used in operating activities of $5,605, which was comprised of net loss of $11,685, and change of accrued liabilities of $6,080.

For the three months ended March 31, 2024 we generated net cash used in operating activities of $4,500, which was comprised of net loss of $3,170, and change of accrued liabilities of $1,330.

Liquidity and Capital Resources

As of March 31, 2025, we had no cash balance. Our entire activity from inception up to March 31, 2025, the only source of liquidity was advances from our parent company.

The Company has a recurring loss of $11,685 during the three months ended March 31, 2025 and incurred the accumulated deficit of $41,386 as of March 31, 2025. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the expansion required. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its parent company.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2025.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2025, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is not party to any legal proceedings as of the filing date of this Form 10-Q.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus which forms a part of the registration statement on Form S-4 initially filed with the SEC on February 7, 2024, as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated May 27, 2025 (as may be further supplemented) other than as stated below.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGTA MERGER SUB LIMITED

Date: June 27, 2025	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer
(Principal Executive Officer)