Form 10-Q
period 2025-06-30
IGTA Merger Sub Ltd
filed 2025-08-20
CIK 1997698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 20, 2025, there were 100 shares of ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

IGTA MERGER SUB LIMITED

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

IGTA MERGER SUB LIMITED

IGTA MERGER SUB LIMITED

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accrued liabilities	$22,031	$15,951
Amount due to parent company	19,354	13,749
Total current liabilities	41,385	29,700

TOTAL LIABILITIES	41,385	29,700

Commitments and contingencies	—	—

Shareholder’s deficit:
Ordinary shares, par value $0.0001, 500,000,000 shares authorized, 100 shares issued and outstanding as of June 30, 2025 and December 31, 2024*	—	—
Additional paid-in-capital	1	1
Accumulated deficit	(41,386)	(29,701)

Total shareholder’s deficit	(41,385)	(29,700)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$—	$—

*	Less than $0.01

See accompanying notes to unaudited condensed financial statements.

IGTA MERGER SUB LIMITED

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024

Formation, general and administrative expense	$—	$—	$(11,685)	$(3,170)
Loss before income taxes	—	—	(11,685)	(3,170)
Income taxes	—	—	—	—

NET LOSS	$—	$—	$(11,685)	$(3,170)

Basic and diluted weighted average common shares outstanding, ordinary shares	100	100	100	100
Basic and diluted net loss per share	$—	$—	$(117)	$(32)

See accompanying notes to unaudited condensed financial statements.

IGTA MERGER SUB LIMITED

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	For the three and six months ended June 30, 2025
			Additional		Total
	Ordinary shares		paid-in	Accumulated	Shareholder’s
	No. of shares	Amount	capital	deficit	deficit
Balance as of December 31, 2024	100	$—	$1	$(29,701)	$(29,700)

Net loss	—	—	—	(11,685)	(11,685)

Balance as of March 31, 2025 (unaudited)	100	$—	$1	$(41,386)	$(41,385)

Net loss	—	—	—	—	—

Balance as of June 30, 2025 (unaudited)	100	$—	$1	$(41,386)	$(41,385)

	For the three and six months ended June 30, 2024
			Additional		Total
	Ordinary shares		paid-in	Accumulated	Shareholder’s
	No. of shares	Amount	capital	deficit	deficit
Balance as of December 31, 2023	100	$—	$1	$(25,001)	$(25,000)

Net loss	—	—	—	(3,170)	(3,170)

Balance as of March 31, 2024 (unaudited)	100	$—	$1	$(28,171)	$(28,170)

Net loss	—	—	—	—	—

Balance as of June 30, 2024 (unaudited)	100	$—	$1	$(28,171)	$(28,170)

*	Less than $0.01

See accompanying notes to unaudited condensed financial statements.

IGTA MERGER SUB LIMITED

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2025	For the six months ended June 30, 2024

Cash flows from operating activities
Net loss	$(11,685)	$(3,170)
Change in operating assets and liabilities:
Accrued liabilities	6,080	(1,330)
Net cash used in operating activities	(5,605)	(4,500)

Cash flows from financing activities
Amount due to parent company	5,605	4,500
Net cash provided by financing activities	5,605	4,500

Net change in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

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

At June 30, 2025, the Company had not yet commenced any operations. All activities through June 30, 2025 relate to the Company’s formation. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest.

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

The Company has reported a recurring loss of $11,685 during the six months ended June 30, 2025 and incurred an accumulated deficit of $41,386 as of June 30, 2025. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the expansion required. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its parent company.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of the basic and diluted net loss per share attributable to ordinary shareholders of the Company is based on the following data (in dollars, except share data):

	For the three months ended June 30, 2025	For the three months ended June 30, 2024

Numerator:
Net loss attributable to ordinary shareholders	$—	$—

Denominator:
Weighted average common shares outstanding:
Basic	100	100
Diluted	100	100

Net loss per share:
Basic	$—	$—
Diluted	$—	$—

	For the six months ended June 30, 2025	For the six months ended June 30, 2024

Numerator:
Net loss attributable to ordinary shareholders	$(11,685)	$(3,170)

Denominator:
Weighted average common shares outstanding:
Basic	100	100
Diluted	100	100

Net loss per share:
Basic	$(117)	$(32)
Diluted	$(117)	$(32)

●	Related parties

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

Amount due to parent company

As of June 30, 2025 and December 31, 2024, the Company had temporary advances of $19,354 and $13,749. The balance was unsecured, interest-free with no fixed terms of repayment.

NOTE 4 – SHAREHOLDER’S DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of June 30, 2025 and December 31, 2024, 100 and 100 ordinary shares were issued and outstanding, respectively.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2025, up through the date the Company issued the unaudited condensed financial statements.

On July 31, 2025, the parties to the Business Combination Agreement entered into an Amendment No. 5 to the Business Combination Agreement (the “Amendment No. 5”), which serves to amend the Business Combination Agreement to extend the outside closing date to October 14, 2025. The Amendment No. 5 further amends the Earnout Period to begin on October 1, 2025 and conclude at the end of the third fiscal quarter thereafter (i.e., June 30, 2026).

On August 7, 2025, the parties to the Business Combination Agreement entered into Amendment No. 6 to the Business Combination Agreement (the “Amendment No. 6”), which serves to amend the Business Combination Agreement to amend the Earnout Period to begin on April 1, 2026 and conclude at the end of the third fiscal quarter thereafter (i.e., December 31, 2026).

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

On September 12, 2023, we entered into a Business Combination Agreement with Inception Growth, AgileAlgo Holdings Ltd., a British Virgin Islands company (“AgileAlgo”), and certain shareholders of AgileAlgo (the “Signing Sellers”) (such agreement, as amended on June 20, 2024, December 16, 2024, March 27, 2025 and May 6, 2025 and may be further amended from time to time, together with the Seller Joinders, the “Business Combination Agreement”), which provides for a Business Combination between Inception Growth and AgileAlgo. Pursuant to the Business Combination Agreement, the Business Combination will be effected in two steps: (i) subject to the approval and adoption of the Business Combination Agreement by the stockholders of Inception Growth, Inception Growth will merge with and into the Company, with the Company remaining as the surviving publicly traded entity (the “Redomestication Merger”); and (ii) substantially concurrently with the Redomestication Merger, the shareholders of AgileAlgo will exchange all of their ordinary shares of AgileAlgo (the “Purchased Shares”) for an aggregate of fourteen million (14,000,000) ordinary shares of the Company, valued at $10.00 each, for a total of One Hundred Forty Million Dollars ($140,000,000), plus an additional two million (2,000,000) Ordinary Shares, for a total of Twenty Million Dollars ($20,000,000) as additional contingent consideration (such exchange, the “Share Exchange”, collectively with the Redomestication Merger, the “Business Combination”). On each of June 20, 2024, December 16, 2024, March 27, 2025 and May 6, 2025, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the outside date required for the Closing to occur until July 31, 2025 (with either party being able to terminate the Business Combination Agreement for passage of such date), to clarify a condition to Closing regarding PubCo being required to list PubCo Ordinary Shares on Nasdaq on or before July 31, 2025 and to provide for Inception Growth’s consent to certain transfers and issuances of AgileAlgo ordinary shares as required by Section 7.1 of the Business Combination Agreement. On July 31, 2025, the parties further amended the Business Combination Agreement to extend the outside date to October 14, 2025, and to modify the Earnout Period to begin on October 1, 2025 and conclude at the end of the third fiscal quarter thereafter (i.e., June 30, 2026). On August 7, 2025, the parties further amended the Business Combination Agreement to modify the Earnout Period to begin on April 1, 2026 and conclude at the end of the third fiscal quarter thereafter (i.e., December 31, 2026).

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

Results of Operations

Our entire activity from inception up to June 30, 2025 was deemed as a surviving entity for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”).

For the six months ended June 30, 2025 we had a net loss of $11,685 which was related to formation, general and administrative expenses.

For the six months ended June 30, 2024 we had a net loss of $3,170 which was related to formation, general and administrative expenses.

For the three months end June 30, 2025 and 2024, no loss incurred.

For the six months ended June 30, 2025 we generated net cash used in operating activities of $5,605, which was comprised of net loss of $11,685, and change in accrued liabilities of $6,080.

For the six months ended June 30, 2024 we generated net cash used in operating activities of $4,500, which was comprised of net loss of $3,170, and change in accrued liabilities of $1,330.

Liquidity and Capital Resources

As of June 30, 2025, we had no cash balance. Our entire activity from inception up to June 30, 2025, we obtain continued financial support from our parent company.

The Company has a recurring loss of $11,685 during the six months ended June 30, 2025 and incurred an accumulated deficit of $41,386 as of June 30, 2025. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the expansion required. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its parent company.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2025.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of June 30, 2025, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IGTA MERGER SUB LIMITED

Date: August 20, 2025	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer
(Principal Executive Officer)