Form 10-K
period 2025-12-31
IGTA Merger Sub Ltd
filed 2026-04-15
CIK 1997698

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: N/A

IGTA MERGER SUB LIMITED

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

875 Washington Street New York, NY	10014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (315) 636-6638

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 11, 2026, there were 100 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IGTA MERGER SUB LIMITED

Annual Report on Form 10-K for the Year Ended December 31, 2025

i

CERTAIN TERMS

References to “the Company,” “PubCo,” “our,” “us” or “we” refer to IGTA Merger Sub Limited, a wholly-owned subsidiary of Inception Growth Acquisition Limited (“IGTA” or “Inception Growth”) incorporated in the British Virgin Islands on September 11, 2023. Inception Growth is a blank check company incorporated on March 4, 2021 under the laws of the State of Delaware. We do not have business of our own and were incorporated solely for the purpose of effecting a business combination and to serve as the publicly traded parent company of the target company following the business combination.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities; or

●	the lack of a market for our securities.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

IGTA Merger Sub Limited (the “Company”) is formed as a British Virgin Islands exempted company on September 11, 2023, and is deemed as a surviving entity for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company’s parent company is Inception Growth Acquisition Limited (“IGTA”), a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to as our initial business combination.

We are an early stage and emerging growth company and, as such, we all subject to all of the risks associated with early stage and emerging growth companies. We have selected December 31 as our fiscal year end.

As of December 31, 2025, we had not yet commenced any operations. We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time until consummation of a business combination. All activities through December 31, 2025 relate to the Company’s formation. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest.

Entry into the Business Combination Agreement with AgileAlgo

General Description of the Business Combination Agreement

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

On each of June 20, 2024 and December 16, 2024, the parties to the Business Combination Agreement amended the Business Combination Agreement to extend the outside date required for the Closing to occur until March 31, 2025 (with either party being able to terminate the Business Combination Agreement for passage of such date) and to clarify a condition to Closing regarding PubCo being required to list PubCo Ordinary Shares on Nasdaq.

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

On July 31, 2025, the parties to the Business Combination Agreement entered into an Amendment No. 5 to the Business Combination Agreement (the “Amendment No. 5”), which serves to amend the Business Combination Agreement to extend the Outside Closing Date to October 14, 2025. The Amendment No. 5 further amends the Earnout Period do as to begin on October 1, 2025 and conclude at the end of the third fiscal quarter thereafter (i.e., June 30, 2026).

On August 7, 2025, the parties to the Business Combination Agreement entered into Amendment No. 6 to the Business Combination Agreement (the “Amendment No. 6”), which serves to amend the Business Combination Agreement to amend the Earnout Period so as to begin on April 1, 2026 and conclude at the end of the third fiscal quarter thereafter (i.e., December 31, 2026).

Following the Business Combination, we will be a publicly traded company renamed as “Prodigy, Inc.”

Consideration

The number of PubCo Ordinary Shares to be delivered by PubCo to the Sellers at the Closing (the “Exchange Consideration Shares”) is based on an aggregate pre-money equity value for 100% of AgileAlgo’s issued and outstanding ordinary shares of One Hundred Sixty Million U.S. Dollars ($160,000,000), with each PubCo Ordinary Share valued at $10.00 (which would be sixteen million (16,000,000) shares if 100% of AgileAlgo shareholders become Sellers under the Business Combination Agreement).

Twelve and one-half percent (12.5%) of the Exchange Consideration Shares otherwise to be delivered to the Sellers at the Closing (which would be two million (2,000,000) shares valued at Twenty Million U.S. Dollars ($20,000,000) if 100% of AgileAlgo shareholders become Sellers under the Business Combination Agreement) (together with earnings thereon, the “Earnout Shares”) will be set aside in escrow and held by a third-party escrow agent at the closing of the Business Combination (the “Closing”), subject to vesting and forfeiture if the consolidated gross revenues of PubCo and its subsidiaries during the three (3) fiscal quarter period beginning on October 1, 2024 (the “Revenues”) do not equal or exceed Fifteen Million U.S. Dollars ($15,000,000), based on a sliding scale where all of such Earnout Shares will be forfeited by the Sellers if the Revenues do not exceed Seven Million Five Hundred Thousand Dollars ($7,500,000). PubCo will cancel any Earnout Shares that are forfeited by the Sellers. The Sellers will have all voting rights in respect to the Earnout Shares while they are held in escrow, but dividend, distributions and other earnings on the Earnout Shares while the Earnout Shares are held in escrow will be retained in the escrow account and distributed either to the Sellers or PubCo along with the underlying Earnout Shares.

Facilities

Our executive offices are located at 875 Washington Street, New York, NY 10014 and our telephone number is (315) 636-6638.

Employees

We do not have any employees.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a newly formed merger subsidiary, organized solely for the purpose of effecting the proposed business combination, and we have no business operations. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our inception.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations. We maintain our principal executive offices at 875 Washington Street, New York, NY 10014. The cost for this space is provided to us by an affiliate. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our securities have not been registered under the Securities Exchange Act of 1934 and are not listed or traded on any securities exchange.

Holders of Record

As of February 11, 2026, there were 100 shares of ordinary shares issued and outstanding held by 1 record holders.  The number of record holders was determined from the records of our register of members.

Dividends

We have not paid any cash dividends on our shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our entire activity from inception up to December 31, 2025 was deemed as a surviving entity for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”).

For the year ended December 31, 2025 we had a net loss of $63,544 which was related to formation, general and administrative expenses.

For the year ended December 31, 2024 we had a net loss of $4,700 which was related to formation, general and administrative expenses.

For the year ended December 31, 2025 we generated net cash used in operating activities of $38,405, which was comprised of net loss of $63,544, change of accrued liabilities of $26,339, and change of prepaid expenses of $26,339.

For the year ended December 31, 2024 we generated net cash used in operating activities of $4,500, which was comprised of net loss of $4,700, and change of accrued liabilities of $200.

Liquidity and Capital Resources

As of December 31, 2025, we had no cash balance. Our entire activity from inception up to December 31, 2025, the only source of liquidity was advances from our parent company.

The Company has a recurring loss of $63,544 during the year ended December 31, 2025 and incurred the accumulated deficit of $93,245 as of December 31, 2025. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the expansion required. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its parent company.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2025.  We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act (as defined in Rules 13a-15(e) and 15- d-15(e) under the Securities Exchange Act of 1934, as amended), our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we do not maintain effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of February 10, 2026.

Name	Age	Position
Cheuk Hang Chow	41	Chief Executive Officer, Chief Financial Officer and Sole Director

Cheuk Hang Chow. Mr. Chow has been serving as our Chief Executive Officer, Chief Financial Officer and Sole Director since our inception. He has almost a decade of C-suite leadership and business development experience in several industries including technology, media and entertainment. From January 2022 to November 2022, Mr. Chow was the CEO of MetaOne Limited, a non-fungible token (NFT) asset management platform based in Asia. Prior to that, from August 2015 to December 2021, he served as CEO to China Creative Digital Entertainment Limited (formerly HMV Digital China Group), an investment holding company principally engaged in media and entertainment businesses in East Asia. Concurrently, from December 2016 to September 2021, Mr. Chow was also Chief Financial Officer (CFO) and Executive Director to China Food and Beverage Group Limited (HKG:8272), an investment holding company principally engaged in operating restaurant businesses in Hong Kong. Apart from these roles, he has also served as an independent non-executive director to game developer and service provider company ME2ZEN Limited (950190.KQ) from February 2019 to January 2021, and to China Food and Beverage Group Limited (HKG:8272) from December 2016 to December 2021. From September 2010 to December 2013, Mr. Chow worked as a finance manager in AV Concept Holdings Limited, a leading marketing and distribution company for semiconductors and electronic components, and before that, from February 2009 to September 2010, he was with financial and public relations consultancy Wonderful Sky Financial Group (01260.HK) as an Investor Relations associate. He started his career in Risk Advisory at KPMG from December 2007. Mr. Chow earned his Bachelor of Engineering degree from the University of Hong Kong in August 2007. We believe that Mr. Chow is qualified to serve on our board of directors based on his extensive leadership experience and his network in the technology, media and entertainment industries.

Number and Terms of Office of Officers and Directors

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us.

Committees of the Board of Directors

Our board of directors does not currently have any standing committee.

Code of Ethics

We will adopt a Code of Ethics upon consummation of the Business Combination. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Because our officers and directors are also stockholders and/or directors and officers of IGTA and hold founder shares, public shares, and private placement warrants subject to redemption waivers and lock-up restrictions, they may have a conflict of interest in evaluating and approving a business combination that affects their personal holdings. Our officers and directors have agreed to waive their redemption rights with respect to any IGTA founder shares and any IGTA public shares held by them in connection with the consummation of IGTA’s initial business combination, have agreed to waive their redemption rights with respect to their founder shares in such situation. Additionally, our officers and directors are also IGTA’s initial stockholders who have agreed to waive their rights to liquidating distributions from IGTA’s Trust Account with respect to any founder shares held by them if IGTA fails to consummate its initial business combination within the prescribed time period, although they will be entitled to such liquidating distributions with respect to any public shares they hold if IGTA fails to complete our initial business combination within the prescribed time frame. If IGTA does not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of IGTA’s public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our Sponsor until the earlier of: (A) 180 days after the completion of IGTA’s initial business combination or (B) subsequent to our initial business combination, (x) if the reported last sale price of IGTA’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after IGTA’s initial business combination, or (y) the date on which IGTA completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of IGTA’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or saleable by IGTA’s Sponsor or its permitted transferees until 30 days after the completion of IGTA’s initial business combination. Since our officers and directors may directly or indirectly own IGTA’s common stock, warrants and rights, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Permitted transferees of the founder shares would be subject to the same restrictions.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as IGTA may obtain loans from its Sponsor or an affiliate of its Sponsor or any of its officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

●	On September 12, 2023, contemporaneously with the execution of the Business Combination Agreement, Inception Growth’s initial stockholders entered into the Sponsor Support Agreement, pursuant to which, among other things, such stockholders agree not to exercise any right to redeem all or a portion of their respective IGTA Shares in connection with the Business Combination. Inception Growth did not provide any separate consideration to the Initial Stockholders for such forfeiture of redemption rights.

●	If a business combination is not completed by August 13, 20265 (if Inception Growth extends the period in full, as further described herein), Inception Growth will be required to liquidate. In such event, the 1,303,490 IGTA Shares held by the Initial Stockholders, which were acquired prior to the IPO for an aggregate purchase price of $25,000, or approximately $0.001 per share, will be worthless.

The conflicts described above may not be resolved in our favor.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Because we do not have a class of equity securities registered under the Securities Exchange Act of 1934, our officers, directors, and beneficial owners are not subject to the reporting requirements of Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Clawback Policy

Following consummation of the business combination, we will adopt a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of February 10, 2026, we 100 ordinary shares issued and outstanding, all owned by Inception Growth.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 12, 2023, the Company issued 100 ordinary shares to its parent company, Inception Growth Acquisition Limited (“IGTA”), for aggregate consideration of $1, in connection with its formation. This issuance was made to the Company’s sole shareholder and constitutes a related-party transaction.

As of December 31, 2025 and 2024, the Company had temporary advance of $52,154 and $13,749, respectively, which was unsecured, interest-free and had no fixed terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Adeptus Partners, LLC (“Adeptus”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by the chosen registered public accounting firm in connection with regulatory filings. The aggregate fees billed by Adeptus for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for year ended December 31, 2025 and 2024 totalled approximately $25,000 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus for consultations concerning financial accounting and reporting standards during the year ended December 31, 2025 and 2024.

Tax Fees. We did not pay Adeptus for tax planning and tax advice for the year ended December 31, 2025 and 2024.

All Other Fees. We did not pay Adeptus for other services for the year ended December 31, 2025 and 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Amendment:

(a)	Financial Statements:

(1)	Financial Statements:

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable

(b)	Exhibits

We hereby file as part of this Amendment the exhibits listed in the attached Exhibit Index, which supplement the exhibits filed and furnished with the Original Filing. Copies of such material can be obtained on the SEC website at sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of September 12, 2023 by and among the Company, AgileAlgo, Purchaser and the shareholders of AgileAlgo named as Sellers therein (incorporated by reference to Exhibit 2.1 to the registration statement on Form S-4 (Amendment No. 14) filed by the Company with the SEC on May 9, 2025)

2.2	Amendment No. 1 to Business Combination Agreement, dated as of June 20, 2024 (incorporated by reference to Exhibit 2.3 to the registration statement on Form S-4 (Amendment No. 14) filed by the Company with the SEC on May 9, 2025)

2.3	Amendment No. 2 to Business Combination Agreement, dated as of December 16, 2024 (incorporated by reference to Exhibit 2.4 to the registration statement on Form S-4 (Amendment No. 14) filed by the Company with the SEC on May 9, 2025)

2.4	Amendment No. 3 to Business Combination Agreement, dated as of March 27, 2025 (incorporated by reference to Exhibit 2.5 to the registration statement on Form S-4 (Amendment No. 14) filed by the Company with the SEC on May 9, 2025)

2.5	Amendment No. 4 to Business Combination Agreement, dated as of May 6, 2025 (incorporated by reference to Exhibit 2.6 to the registration statement on Form S-4 (Amendment No. 14) filed by the Company with the SEC on May 9, 2025)

2.6	Amendment No. 5 to Business Combination Agreement, dated as of July 31, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Inception Growth Acquisition Limited with the SEC on July 31, 2025)

2.7	Amendment No. 6 to Business Combination Agreement, dated as of August 7, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Inception Growth Acquisition Limited with the SEC on August 13, 2025)

3.1	Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.7 to the registration statement on Form S-4 (Amendment No. 14) filed by the Company with the SEC on May 9, 2025)

3.2	Form of Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.8 to the registration statement on Form S-4 (Amendment No. 14) filed by the Company with the SEC on May 9, 2025)

4.1	Description of Securities (incorporated by reference to the section titled “Description of Pubco’s Securities” in the registration statement on Form S-4 (Amendment No. 13) filed by the Company with the SEC on May 7, 2025)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IGTA Merger Sub Limited

Dated: April 15, 2026	By:	/s/ Cheuk Hang Chow
	Name:	Cheuk Hang Chow
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Cheuk Hang Chow	Chief Executive Officer and Chief Financial Officer	April 15, 2026
Cheuk Hang Chow	(Principal Executive Officer, and Principal Financial and Accounting Officer)

IGTA MERGER SUB LIMITED

Financial Statements

For the Years Ended December 31, 2025 and 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of IGTA Merger Sub Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IGTA Merger Sub Limited (the Company) as of December 31, 2025, and 2024, and the related statements of operations, changes in shareholder’s deficit, and cash flows for the years ended December 31, 2025, and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no cash, a net loss, and will continue to incur significant costs in pursuit of its financing and acquisition plans that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

Adeptus Partners, LLC

PCAOB: 3686

Ocean, New Jersey

April 15, 2026

IGTA MERGER SUB LIMITED

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Prepaid expenses	$1,200	$—
Total current assets	1,200	—

TOTAL ASSETS	$1,200	$—

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accrued liabilities	$42,290	$15,951
Amount due to parent company	52,154	13,749
Total current liabilities	94,444	29,700

TOTAL LIABILITIES	94,444	29,700

Commitments and contingencies	—	—

Shareholder’s deficit:
Ordinary shares, par value $0.0001, 500,000,000 shares authorized, 100 shares issued and outstanding as of December 31, 2025 and 2024*	—	—
Additional paid-in-capital	1	1
Accumulated deficit	(93,245)	(29,701)

Total shareholder’s deficit	(93,244)	(29,700)

TOTAL LIABILITIES AND SHAREHOLDER’S DEFICIT	$1,200	$—

*	Less than $0.01

See accompanying notes to financial statements.

IGTA MERGER SUB LIMITED

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2025	2024

Formation, general and administrative expense	$(63,544)	$(4,700)
Loss before income taxes	(63,544)	(4,700)
Income taxes	—	—
NET LOSS	$(63,544)	$(4,700)

Basic and diluted weighted average common shares outstanding, ordinary shares	100	100
Basic and diluted net loss per share	$(635)	$(47)

See accompanying notes to financial statements.

IGTA MERGER SUB LIMITED

STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

	Year ended December 31, 2025
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	Shareholder’s deficit
Balance as of December 31, 2024	100	$—	$1	$(29,701)	$(29,700)

Net loss	—	—		(63,544)	(63,544)

Balance as of December 31, 2025	100	$—	$1	$(93,245)	$(93,244)

	Year ended December 31, 2024
	Ordinary shares		Additional		Total
	No. of shares	Amount	paid-in capital	Accumulated deficit	Shareholder’s deficit
Balance as of December 31, 2023	100	$—	$1	$(25,001)	$(25,000)

Net loss	—	—		(4,700)	(4,700)

Balance as of December 31, 2024	100	$—	$1	$(29,701)	$(29,700)

See accompanying notes to financial statements.

IGTA MERGER SUB LIMITED

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(63,544)	$(4,700)
Change in operating assets and liabilities:
Prepaid expenses	(1,200)	—
Accrued liabilities	26,339	200
Net cash used in operating activities	(38,405)	(4,500)

Cash flows from financing activities
Amount due to parent company	38,405	4,500
Net cash provided by financing activities	38,405	4,500

NET CHANGE IN CASH	—	—

CASH, BEGINNING OF YEAR	—	—

CASH, END OF YEAR	$—	$—

See accompanying notes to financial statements.

IGTA MERGER SUB LIMITED

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2025, the Company had not yet commenced any operations. All activities through December 31, 2025 relate to the Company’s formation. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest.

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

Going concern uncertainties

The accompanying financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has a loss of $63,544 during the year ended December 31, 2025 and has an accumulated deficit of $93,245 as of December 31, 2025. Expenses are expected to increase in the forthcoming year and cash flows of the Company may not be able to sustain the expansion required. The continuation of the Company as a going concern through the next twelve months is dependent upon the continued financial support from its parent company.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

In preparing these financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, Actual results may differ from these estimates.

●	Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company is considered to be an exempted British Virgin Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States. As such, the Company’s tax provision was zero for the years presented.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” The loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed similar to loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential ordinary shares equivalents had been issued and if the additional common shares were dilutive.

The calculation of the basic and diluted net loss per share attributable to ordinary shareholders of the Company is based on the following data (in dollars, except share data):

	Years ended December 31,
	2025	2024

Net loss attributable to ordinary shareholders	$(63,544)	$(4,700)

Weighted average common shares outstanding:
Basic	100	100
Diluted	100	100

Net loss per share:
Basic	$(635)	$(47)
Diluted	$(635)	$(47)

●	Related parties

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

Amount due to parent company

As of December 31, 2025 and 2024, the Company had temporary advance of $52,154 and $13,749, respectively, which was unsecured, interest-free and had no fixed terms of repayment.

NOTE 4 – SHAREHOLDER’S DEFICIT

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of December 31, 2025 and 2024, 100 ordinary shares were issued and outstanding.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews key metrics, which include formation and operating costs which are included in the accompanying statements of operations.

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

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2025, up through the date the Company issued the financial statements.